Form 10-Q
period 2026-06-30
BioKey (Cayman), Inc.
filed 2026-08-20
CIK 2108359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-56853

BIOKEY (CAYMAN), INC.

(Exact Name of Registrant as Specified in Charter)

Cayman Islands	93-3535498
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

44370 Old Warm Springs Blvd. Fremont, CA, United States
(Address of Principal Executive Offices)

(845) 291-1291

(Registrant’s telephone number, including area code)

(Former name and address, if changed since last report)

Copies to:

Hunter Taubman Fischer & Li LLC

950 Third Ave., 19th Floor

New York, NY 10022

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	-	-

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2026, there were 30,000,000 ordinary shares of the issuer, $0.0001 par value per share, outstanding.

i

BIOKEY (CAYMAN), INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$4,618	$2,883
Due from related parties	12,558	24,558
Prepaid expense and other current assets	41,987	34,381
Total Current Assets	59,163	61,822

Property and equipment, net	70,592	80,519
Operating lease right-of-use assets	1,580,818	1,724,404
Security deposits	13,333	13,333
Total Assets	$1,723,906	$1,880,078

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses and other current liabilities	$331,734	$329,308
Contract liabilities	12,600	12,600
Operating lease liabilities	314,548	271,187
Due to related parties	4,630,269	4,298,769
Accrued interest payable - related parties	667,613	583,847
Total Current Liabilities	5,956,764	5,495,711

Tenant security deposit	31,227	-
Operating lease liability – non-current	1,285,934	1,458,243
Total Liabilities	7,273,925	6,953,954
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficits)
Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 30,000,000 and 30,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively*	3,000	3,000
Accumulated deficit	(5,553,019)	(5,076,876)
Total Stockholders’ equity (deficit)	(5,550,019)	(5,073,876)
Total Liabilities and Equity	$1,723,906	$1,880,078

*	The number of shares and amounts are presented on a retrospective basis. See Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOKEY (CAYMAN), INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profits	-	-	-	-

Operating expenses
Selling, general and administrative expenses	250,154	127,109	434,384	256,685
Total operating expenses	250,154	127,109	434,384	256,685

Loss from operations	(250,154)	(127,109)	(434,384)	(256,685)

Other income (expense)
Interest expense	(42,270)	(36,264)	(83,766)	(77,392)
Operating sublease income	23,207	17,400	41,207	34,800
Other income (expenses)	800	529	800	847
Total other expenses	(18,263)	(18,335)	(41,759)	(41,745)

Loss before provision income tax	(268,417)	(145,444)	(476,143)	(298,430)

Provision for income tax expense	-	-	-	-

Net loss	$(268,417)	$(145,444)	$(476,143)	$(298,430)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOKEY (CAYMAN), INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30	June 30
	2026	2025
Cash flows from operating activities
Net loss	$(476,143)	$(298,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,927	12,362
Amortization of right-of-use asset	143,586	167,409
Changes in operating assets and liabilities:
Inventories	-	(11,460)
Prepaid expenses and other current assets	(7,606)	-
Due from related parties	12,000	612
Accrued expenses and other current liabilities	2,426	(7,578)
Accrued interest payable - related parties	83,766	-
Due to related parties	257,500	-
Tenant security deposit	31,227	20,000
Operating lease liabilities	(128,948)	(167,409)
Net cash used in operating activities	(72,265)	(284,494)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from loans due to related parties	78,000
Repayment of loans to related parties	(4,000)	292,815
Net cash provided by financing activities	74,000	292,815

Net change in cash and cash equivalents and restricted cash	1,735	8,321

Cash and cash equivalents
Beginning	2,883	8,145
Ending	$4,618	$16,466

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOKEY (CAYMAN), INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Ordinary Shares
	Number of shares	Amounts	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2024	30,000,000	$3,000	$(4,333,804)	$(4,330,804)
Net loss for the period	-	-	(298,430)	(298,430)
Balance at June 30, 2025	30,000,000	$3,000	$(4,632,234)	$(4,629,234)

Balance at March 31, 2025	30,000,000	3,000	$(4,486,790)	$(4,483,790)
Net loss for the period	-	-	(145,444)	(145,444)
Balance at June 30, 2025	30,000,000	3,000	$(4,632,234)	$(4,629,234)

	Ordinary Shares*
	Number of shares	Amounts	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2025	30,000,000	$3,000	$(5,076,876)	(5,073,876)
Net loss for the period	-	-	(476,143)	(476,143)
Balance at June 30, 2026	30,000,000	$3,000	$(5,553,019)	(5,550,019)

	Number of shares	Amounts	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2026	30,000,000	$3,000	$(5,284,602)	$(5,281,602)
Net loss for the period	-	-	(268,417)	(268,417)
Balance at June 30, 2026	30,000,000	$3,000	$(5,553,019)	(5,550,019)

*	The number of shares and amounts are presented on a retrospective basis. See Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOKEY (CAYMAN), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

BioKey (Cayman), Inc. (“BioKey Cayman”), incorporated in the Cayman Islands in June 2023, operates through its California-based subsidiary BioKey, Inc (“BK California”), as an integrated pharmaceutical development and CRO/CDMO platform. The Company provides research, formulation development, analytical, manufacturing and related services through its Fremont, California operations, while also developing and commercializing pharmaceutical, nutraceutical and botanical-based products and technologies.

Reorganization with BK California

On May 10, 2025, ABVC BioPharma, Inc (“ABVC”), the sole shareholder of the BioKey Cayman and BioKey, which is also known as the common controlling shareholder, entered into a Share Transfer Agreement (“STA”) with BK California and BioKey Cayman, to transfer ABVC’s 100% ownership in BK California to BioKey Cayman. In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 805-50, the assets and liabilities of BK California were transferred to BioKey Cayman at their historical carrying values, and no goodwill was recognized. The accompanying financial statements have been retrospectively adjusted to include the results of BK California as if the combination had occurred at the beginning of the earliest period presented. This presentation reflects the continuity of ownership and operations and is consistent with the accounting treatment for transactions among entities under common control. The combined entity is hereinafter referred to as the “Company”.

To enhance shareholder value, on June 22, 2026, ABVC announced plans for the partial legal and structural separation of the BioKey Cayman business from ABVC (the “Reorganization Transactions”). The Reorganization Transactions consist of two distinct steps: (i) the legal separation of BioKey Cayman from ABVC (the “Separation”) and (ii) the subsequent distribution of BioKey Cayman shares to ABVC shareholders (the “Distribution”). To effect the Separation, BioKey Cayman filed a Registration Statement on Form 10 pursuant to the Exchange Act (File No. 000-56853), which became effective on June 25, 2026 (the “Form 10”). Shortly before the Form 10 became effective, BioKey Cayman and ABVC entered into the Separation and Distribution Agreement dated as of June 22, 2026 (the “SDA”) and related ancillary agreements. Upon effectiveness of the Form 10 and execution of the SDA, BioKey Cayman became a separate Exchange Act reporting company, although ABVC continued to own 100% of its outstanding shares pending the Distribution. For the Distribution, ABVC intends to distribute approximately 4,500,000 BioKey Cayman Ordinary Shares, representing approximately 15% of BioKey Cayman’s issued and outstanding Ordinary Shares, to ABVC shareholders on a pro rata basis. Following the Distribution, ABVC is expected to retain approximately 85% of BioKey Cayman and remain its controlling shareholder. The Distribution was originally scheduled for August 3, 2026, but was postponed due to outstanding tax, administrative and regulatory matters. The Distribution is now scheduled for August 21, 2026. Accordingly, BioKey Cayman currently exists as a separate Exchange Act reporting entity but remains wholly owned by ABVC until the Distribution is completed.

2. LIQUIDITY AND GOING CONCERN

The accompanying interim condensed consolidated financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flow. For the six months ended June 30, 2026, the Company reported net loss of $476,143. As of June 30, 2026, the Company’s working capital deficit was $5,897,601. In addition, the Company had net cash outflows of $72,265 from operating activities   for the six months ended June 30, 2026. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

To sustain its ability to support the Company’s operating activities, the Company may have to consider supplementing its available sources of funds through the following sources:

●	cash generated from operations;

●	other available sources of financing from banks and other financial institutions in the U.S., and in Taiwan;

●	financial support from the Company’s related parties and shareholders.

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company cannot generate positive operating cash flow, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All these factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim condensed consolidated financial statements for the periods ended June 30, 2026 and 2025 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated. These financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in a normal recurring nature, as necessary for the fair statement of the Company’s financial position as of June 30, 2026, and results of operations and cash flows for the six months ended June 30, 2026 and 2025. The balance sheet information as of December 31, 2025 has been derived from the audited financial statements at December 31, 2025, and interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in the Company’s Registration Statement on Form 10.

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s unaudited financial statements are expressed in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with the U.S. GAAP that requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measures its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

●	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, due from related parties, prepaid expenses and other current assets, accrued expenses and other current liabilities, and due to related parties, approximate fair value due to their relatively short maturities. The carrying value of the Company’s accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits cash in reputable financial institutions covered by FDIC’s $250,000 insurance. However, the Company does not anticipate any losses on excess deposits. The Company does not enter financial instruments for hedging, trading or speculative purposes.

The Company performs ongoing credit evaluation of its customers and requires no collateral. Credit losses and allowance for unbilled receivables are provided based on a review of the collectability of accounts receivable. The Company determines the amount of allowance for doubtful accounts by examining its historical collection experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, as well as its internal credit policies. Actual credit losses may differ from our estimates.

Concentration of Clients

No revenue was generated in the six months ended June 30, 2026 and 2025, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

CDMO Service Revenue

The Company’s revenues are mainly derived from Research and Development Activities Services (also known as the Contract Development & Manufacturing Organization Services (“CDMO”). Revenues related to research and development and regulatory activities are recognized when the related services are provided or a milestone is achieved at a point of time, in accordance with the contract terms. The Company typically has only one performance obligation at the beginning of a contract, which is to perform research and development services. The Company may also provide its customers with an option to request that the Company provides additional goods or services in the future, such as active pharmaceutical ingredients, API, or IND/NDA/ANDA/510K submissions. The Company evaluates whether these options are material rights at the inception of the contract. If the Company determines an option is a material right, the Company will consider the option a separate performance obligation.

If the Company is entitled to reimbursement from its customers for specified research and development expenses, the Company accounts for the related services that it provides as separate performance obligations if it determines that these services represent a material right. The Company also determines whether the reimbursement of research and development expenses should be accounted for as revenues or an offset to research and development expenses in accordance with provisions of gross or net revenue presentation. The Company recognizes the corresponding revenues or records the corresponding offset to research and development expenses as it satisfies the related performance obligations.

The Company then determines the transaction price by reviewing the amount of consideration the Company is eligible to earn under the contracts, including any variable consideration. Under the outstanding contracts, consideration typically includes fixed consideration and variable consideration in the form of potential milestone payments. At the start of an agreement, the Company’s transaction price usually consists of the payments made to or by the Company based on the number of full-time equivalent researchers assigned to the project and the related research and development expenses incurred. The Company does not typically include any payments that the Company may receive in the future in its initial transaction price because the payments are not probable. The Company would reassess the total transaction price at each reporting period to determine if the Company should include additional payments in the transaction price.

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees may be recorded as advances from customers upon receipt or when due, and may require deferral of revenue recognition for a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right of the Company to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the customers will be one year or less.

Loss Per Ordinary Share

The Company calculates net loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary share equivalents had been issued and if the additional common shares were dilutive. Diluted earnings per share excludes all dilutive potential shares if their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2026	2025	2026	2025
Numerator:
Net loss	$(268,417)	$(145,444)	$(476,143)	$(298,430)

Denominator:	-
Weighted-average shares outstanding – Basic & Diluted	30,000,000	30,000,000	30,000,000	30,000,000

Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Commitments and Contingencies

The Company has adopted ASC 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired or a liability has been incurred on the date of the financial statements and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in financial statements when it is at least reasonably possible that a material loss could be incurred.

Segment Reporting

ASC 280 “Segment Reporting” requires public companies to report financial and descriptive information about their reportable operating segments.

The Company uses the management approach to determine operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM was identified as the Chief Executive Officer and Chairman of the Board, who reviews consolidated results at a consolidated level when making decisions about allocating resources and assessing performance of the Company. The Company believes it has only one operating segment and reportable segment, which is an integrated pharmaceutical development and CRO/CDMO platform with capabilities in research, formulation development, analytical services, manufacturing, and commercialization of pharmaceutical, nutraceutical and botanical-based products.

The Company does not distinguish revenues, costs or expenses between markets in its internal reporting, and reports costs and expenses by nature as a whole. Hence, the Company has only one reportable segment.

Recent Accounting Pronouncements

In accordance with Staff Accounting Bulletin No. 74 (SAB 74), the Company evaluates the impact of newly issued accounting standards on its financial statements. The following standards have been issued but are not yet effective:

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization.  The ASU is effective on a prospective or retrospective basis for the annual reporting period beginning after December 15, 2026, and interim reporting period beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in the required additional disclosures and the Company expects no material impact on consolidated financial statements of adopting.

The Company will continue to monitor other issued but not yet effective standards and will update its disclosures as more information becomes available.

4. PROPERTY AND EQUIPMENT, AND PREPAYMENT FOR ASSET ACQUISITION

Property and Equipment

The Company leases a GMP manufacturing facility in Fremont, CA. Property and equipment as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026 (Unaudited)	December 31, 2025
Leasehold improvements	$2,105,745	$2,105,745
Machinery and equipment	1,027,131	1,027,131
Office equipment	6,081	6,081
	3,138,957	3,138,957
Less: accumulated depreciation	(3,068,365)	(3,058,438)
Property and equipment, net	$70,592	$80,519

Depreciation expenses were $4,632 and $6,306 for the three months ended June 30, 2026 and 2025, respectively, and $9,927 and $12,362 for the six months ended June 30, 2026 and 2025.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	June 30, 2026 (Unaudited)	December 31, 2025
Accrued directors and officers (owners) compensation	$235,625	$235,625
Accrued rent payables	30,665	30,665
Accrued compensation and employee benefits	3,850	3,850
Others	61,594	59,168
Total	$331,734	$329,308

6. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
ABVC BioPharma, Inc. (“ABVC”)	Sole shareholder of BioKey Cayman
BioLite Inc. (“BioLite”)	A majority owned subsidiary of ABVC
AiBtloPharma Inc. (“AiBtl”)	A majority owned subsidiary of ABVC
Rgene Corporation (the “Rgene”)	The Chairman of Rgene is Mr. Tsung-Shann Jiang
The Jiangs

Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of Rgene, the Chief Scientific Officer (CSO) of ABVC, the Chairman and CEO of BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shu-Ling Jiang, a member of board of directors of ABVC and BioLite Inc.

Interest expense – related parties

During the six months ended June 30, 2026 and 2025, the Company incurred interest expenses due to loans from ABVC. The interest expense recognized is as follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2026	2025	2026	2025
ABVC	$42,270	$36,264	$83,766	$77,392

Operating sublease income – related parties

During the six months ended June 30, 2026 and 2025, the Company subleased certain facility and office spaces to ABVC and AiBtl. The sublease income recognized is as follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2026	2025	2026	2025
ABVC	$3,000	$2,400	$6,000	$4,800
AiBtl	3,000	3,000	6,000	6,000
Total	$6,000	$5,400	$12,000	$10,800

Due from related parties

	June 30, 2026 (Unaudited)	December 31, 2025
AiBtl	$12,558	$24,558

Amount due from AiBtl and ABVC includes certain operating expenses paid on behalf of AiBtl and ABVC.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30, 2026 (Unaudited)	December 31, 2025
ABVC (1)	$4,363,201	$4,089,971
BioLite (2)	211,068	208,798
AiBtl	18,000	-
Management(3)	38,000	-
Total	$4,630,269	$4,298,769
Accrued interest payable to ABVC (1)	$667,613	$583,847

(1)

Since 2020, the Company has been relying on ABVC’s recurring loans to support the Company’s operation. These loans bore an interest rate of 1.5% to 6.5% per annum. As of June 30, 2026 and December 31, 2025, the loan principal amounted to $2,665,911 and $2,629,911, respectively.

The remaining balances are accrued interest and operating expenses paid by ABVC on behalf of the Company. This amount is due and payable upon demand by ABVC.

(2)	Mainly payables to clinical development services, offsetting by certain payments made by the Company on behalf of BioLite. The advances bear no interest.

(3)	In June 2026, management of Biokey advanced $38,000 to Biokey for working capital purposes. The advances bear an interest rate of 3.75% per annum, starting from June 3, 2026 for 6 months.

7. INCOME TAXES

Since the Company has not generated operating profits during the reporting periods, there is no income tax expenses or benefits recognized for the three months or six months ended June 30, 2026 and 2025, respectively.

The income tax expense applicable to income before income taxes consists of the following:

Three Months Ended June 30, (Unaudited)
	2026	2025
Current income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Income tax expenses	-	-

Six Months Ended June 30, (Unaudited)
	2026	2025
Current income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Income tax expenses	-	-

Loss before income tax consists of the following:

	Three Months Ended June 30, (Unaudited)
	2026	2025
U.S.	(268,417)	(145,444)
Loss before income tax	$(268,417)	$(145,444)

	Six Months Ended June 30, (Unaudited)
	2026	2025
U.S.	(476,143)	(298,430)
Loss before income tax	$(476,143)	$(298,430)

The income tax expense (benefit) differs from the amount computed by applying the US federal statutory rate of 21.0% to income before income taxes for three months and six months ended June 30, 2026 and 2025, respectively, as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
US Federal Statutory Tax Rate	$(56,367)	21.0%	$(30,543)	$21.0%
State and Local Income Taxes, net of Federal Income Tax Effect	(23,728)	8.8%	(12,738)	8.8%
Foreign tax effects
Effect of Cross-border tax laws	-	-%	-	-%
Tax credits	-	-%	-	-%
Nontaxable or non-deductible items
Change in valuation allowances	80,095	(29.8)%	43,281	(29.8)%
Others (1)	-	-%	-	-%
Income tax expenses	-	-%	-	-%

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
US Federal Statutory Tax Rate	$(99,990)	21.0%	$(62,670)	$21.0%
State and Local Income Taxes, net of Federal Income Tax Effect	(42,091)	8.8%	(26,262)	8.8%
Foreign tax effects
Effect of Cross-border tax laws	-	-%	-	-%
Tax credits	-	-%	-	-%
Nontaxable or non-deductible items
Change in valuation allowances	142,081	(29.8)%	88,932	(29.8)%
Others (1)	-	-%	-	-%
Income tax expenses	-	-%	-	-%

(1)	includes the tax effects of enactment of new tax laws and change in unrecognized tax benefits.

The amount of cash paid for income taxes (net of refunds) for the three months and six months ended June 30, 2026 and 2025 is as follows:

Three Months Ended June 30, (Unaudited)
	2026	2025
Federal	-	-
State	-	-
Total Current	-	-

Six Months Ended June 30, (Unaudited)
	2026	2025
Federal	-	-
State	-	-
Total Current	-	-

Deferred tax assets (liability) as of June 30, 2026 and December 31, 2025 consist approximately of:

	June 30, 2026	December 31,
	(Unaudited)	2025
Net operating loss carryforwards	$1,645,947	$1,503,866
Operating lease liabilities	336,101	363,180
Operating lease assets	(331,972)	(362,125)
Deferred tax assets, Gross	1,650,076	1,504,921
Valuation allowance	(1,650,076)	(1,504,921)
Deferred tax assets, net	$-	$-

A reconciliation of gross unrecognized tax benefits is as follows:

The Company had no unrecognized tax benefits or related interest or penalties accrued as of June 30, 2026 or December 31, 2025. The Company’s accounting policy is to recognize any interest and penalties related to uncertain tax positions as components of income tax expense.

8. EQUITY

The Company has Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 30,000,000 and 30,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

9. LEASE

The Company follows ASC 842 for lease accounting. The Company elected the short-term lease exemption and generally accounts for lease and non-lease components separately.

Under ASC 842, the Company recognizes right-of-use (“ROU”) assets and corresponding lease liabilities on the consolidated balance sheets. ROU assets represent the right to use the underlying leased assets over the lease term, and lease liabilities represent the present value of future minimum lease payments. Because most leases do not provide an implicit rate, the Company uses its incremental borrowing rate at lease commencement to measure lease liabilities. Future minimum lease payments primarily include fixed base rent obligations.

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

The Company has no finance leases. The Company’s leases primarily include various office and laboratory spaces, copy machine, and vehicles under various operating lease arrangements. The Company’s operating leases have remaining lease terms of up to approximately five years.

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Operating lease right-of-use assets	$1,580,818	$1,724,404

LIABILITIES
Operating lease liabilities (current)	314,548	271,187
Operating lease liabilities (non-current)	1,285,934	1,458,243

Supplemental Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expenses	$122,151	$100,448	$253,644	$197,994

Other information related to leases is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$7,843	$-	$33,049	$-
Stock paid for amounts included in the measurement of operating lease liabilities	114,307	133,185	220,594	181,956

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Weighted Average Remaining Lease Term:
Operating leases	4.64 years	5.13 years

Weighted Average Discount Rate:
Operating leases	7.57%	7.61%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2026(Excluding current period)	199,139
2027	393,554
2028	398,550
2029	410,506
2030	422,821
Thereafter	70,816
Total future minimum lease payments, undiscounted	1,895,386
Less: Imputed interest	(294,904)
Present value of future minimum lease payments	$1,600,482

10. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of June 30, 2026, and up through the date of the consolidated financial statements was available to the issued.

11. SUBSEQUENT EVENTS

The Company has assessed all events from June 30, 2026, up through the date that these consolidated financial statements are available to be issued, and concluded that no subsequent events   have occurred that would require recognition or disclosure in the Company’s consolidated financial statements, except the following non-recognized subsequent event.

To enhance shareholder value, on June 22, 2026, ABVC announced plans for the partial legal and structural separation of the BioKey Cayman business from ABVC (the “Reorganization Transactions”). The Reorganization Transactions consist of two distinct steps: (i) the legal separation of BioKey Cayman from ABVC (the “Separation”) and (ii) the subsequent distribution of BioKey Cayman shares to ABVC shareholders (the “Distribution”). To effect the Separation, BioKey Cayman filed a Registration Statement on Form 10 pursuant to the Exchange Act (File No. 000-56853), which became effective on June 25, 2026 (the “Form 10”). Shortly before the Form 10 became effective, BioKey Cayman and ABVC entered into the Separation and Distribution Agreement dated as of June 22, 2026 (the “SDA”) and related ancillary agreements. Upon effectiveness of the Form 10 and execution of the SDA, BioKey Cayman became a separate Exchange Act reporting company, although ABVC continued to own 100% of its outstanding shares pending the Distribution. For the Distribution, ABVC intends to distribute approximately 4,500,000 BioKey Cayman Ordinary Shares, representing approximately 15% of BioKey Cayman’s issued and outstanding Ordinary Shares, to ABVC shareholders on a pro rata basis. Following the Distribution, ABVC is expected to retain approximately 85% of BioKey Cayman and remain its controlling shareholder. The Distribution was originally scheduled for August 3, 2026 but was postponed due to outstanding tax, administrative and regulatory matters. The Distribution is now scheduled for August 21, 2026. Accordingly BioKey Cayman currently exists as a separate Exchange Act reporting entity but remains wholly owned by ABVC until the Distribution is completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

The following information should be read in conjunction with BioKey (Cayman), Inc. and its subsidiaries (“we”, “us”, “our”, or the “Company”) condensed unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that does not consist of historical facts, are “forward-looking statements.” Statements accompanied or qualified by, or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume,” and “assume” constitute forward-looking statements, and as such, are not a guarantee of future performance.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in our other Securities and Exchange Commission (“SEC”) filings. Risks and uncertainties can include, among others, international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to obtain sufficient financing to continue and expand business operations; the ability to develop technology and products; changes in technology and the development of technology and intellectual property by competitors; the ability to protect technology and develop intellectual property; and other factors referenced in this and previous filings. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described elsewhere in this report and in the “Risk Factors” section of our registration statement on Form 10-12G.

The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

BioKey (Cayman), Inc. (“BioKey Cayman,” the “Company,” “we,” “our,” or “us”) is an integrated pharmaceutical development and CRO/CDMO platform operating through BK California, with capabilities in research, formulation development, analytical services, manufacturing, and commercialization of pharmaceutical, nutraceutical and botanical-based products. On May 10, 2025, the Company entered into a share transfer agreement with ABVC and BK California, pursuant to which the Company acquired 100% of the equity interest of BK California from ABVC in exchange for $100 (the “2025 Reorganization”). BK California was incorporated in California on November 20, 2020, and was a wholly owned subsidiary of ABVC. BK California’s mission is to capitalize on the growth opportunities in the generic drug market. Currently, BK California is a pharmaceutical manufacturing and development company.

BioKey Cayman’s revenue was generated by BK California in 2024, and has been organized to receive, develop, and commercialize assets transferred from ABVC, including proprietary formulations based on botanical extracts such as Maitake mushroom and Polygala tenuifolia.

To enhance shareholder value, on June 22, 2026, ABVC BioPharma, Inc (“ABVC”) announced plans for the partial legal and structural separation of our business from ABVC (the “Spin-Off”). The Spin-Off consists of two distinct steps: (i) the legal separation of BioKey Cayman from ABVC (the “Separation”) and (ii) the subsequent distribution of our Ordinary Shares to ABVC shareholders (the “Distribution”). To effect the Separation, we filed a Registration Statement on Form 10 pursuant to the Exchange Act (File No. 000-56853), which became effective on June 25, 2026 (the “Form 10”). Shortly before the Form 10 became effective, we entered into that certain Separation and Distribution Agreement dated as of June 22, 2026, with ABVC (the “SDA”) and related ancillary agreements. Upon effectiveness of the Form 10 and execution of the SDA, we became a separate Exchange Act reporting company, although ABVC continued to own 100% of our outstanding shares pending the Distribution. For the Distribution, ABVC intends to distribute approximately 4,500,000 BioKey Cayman Ordinary Shares, representing approximately 15% of our issued and outstanding Ordinary Shares, to ABVC shareholders on a pro rata basis. Following the Distribution, ABVC is expected to retain approximately 85% of our shares and remain our controlling shareholder. The Distribution was originally scheduled for August 3, 2026, but was postponed due to outstanding tax, administrative and regulatory matters. The Distribution is now scheduled for August 21, 2026. Accordingly, we currently exist as a separate Exchange Act reporting entity, but remain wholly owned by ABVC until the Distribution is completed.

Following completion of the Spin-Off, the Company intends to further develop its CRO/CDMO and commercialization activities, including nutraceutical and functional supplement products, while continuing to utilize its existing pharmaceutical development and cGMP manufacturing capabilities.

Results of Operations

As BioKey Cayman was recently formed, we have no operating revenues for the period presented except for the revenue generated by BK California in 2024. Our historical expenses consist primarily of organizational costs and professional fees associated with incorporation, regulatory filings, and the Spin-Off.

Following completion of the Spin-Off, we expect our expenses to increase significantly as we:

●	Establish dedicated R&D and manufacturing operations for nutraceutical and functional supplement products.

●	Incur regulatory compliance and quality control costs related to cGMP operations.

●	Expand business development and commercialization activities in key geographies.

Summary of Critical Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the U.S. GAAP and pursuant to the regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and account balances have been eliminated. The Company’s fiscal year is the calendar year.

Use of Estimates

The preparation of financial statements in conformity with the U.S. GAAP that requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Actual results could differ materially from those results.

Fair Value Measurements

ASC 820 “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measures its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, due from related parties, prepaid expenses, and other current assets, accrued expenses and other current liabilities, and due to related parties, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term bank loans, convertible notes payable, and accrued interest approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits cash in reputable financial institutions covered by FDIC’s $250,000 insurance, though amounts may exceed the $250,000 FDIC insurance limit. However, the Company does not anticipate any losses on excess deposits. The Company does not enter financial instruments for hedging, trading, or speculative purposes.

The Company performs ongoing credit evaluation of its customers and requires no collateral. Credit losses and allowance for unbilled receivables are provided based on a review of the collectability of accounts receivable. The Company determines the amount of allowance for doubtful accounts by examining its historical collection experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, as well as its internal credit policies. Actual credit losses may differ from our estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

CDMO Service Revenue

The Company’s revenues are mainly derived from Research and Development Activities Services (also known as the Contract Development & Manufacturing Organization Services (“CDMO”). Revenues related to research and development and regulatory activities are recognized when the related services or activities are performed, in accordance with the contract terms. The Company typically has only one performance obligation at the beginning of a contract, which is to perform research and development services. The Company may also provide its customers with an option to request that the Company provides additional goods or services in the future, such as active pharmaceutical ingredients, API, or IND/NDA/ANDA/510K submissions. The Company evaluates whether these options are material rights at the inception of the contract. If the Company determines an option is a material right, the Company will consider the option a separate performance obligation.

If the Company is entitled to reimbursement from its customers for specified research and development expenses, the Company accounts for the related services that it provides as separate performance obligations if it determines that these services represent a material right. The Company also determines whether the reimbursement of research and development expenses should be accounted for as revenues or an offset to research and development expenses in accordance with provisions of gross or net revenue presentation. The Company recognizes the corresponding revenues or records the corresponding offset to research and development expenses as it satisfies the related performance obligations.

The Company then determines the transaction price by reviewing the amount of consideration the Company is eligible to earn under the contracts, including any variable consideration. Under the outstanding contracts, consideration typically includes fixed consideration and variable consideration in the form of potential milestone payments. At the start of an agreement, the Company’s transaction price usually consists of the payments made to or by the Company based on the number of full-time equivalent researchers assigned to the project and the related research and development expenses incurred. The Company does not typically include any payments that the Company may receive in the future in its initial transaction price because the payments are not probable. The Company would reassess the total transaction price at each reporting period to determine if the Company should include additional payments in the transaction price.

The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees may be recorded as advances from customers upon receipt or when due, and may require deferral of revenue recognition for a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right of the Company to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customers and the transfer of the promised goods or services to the customers will be one year or less.

Property and Equipment, net

Property and equipment, net is carried at cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Expenditures that improve the functionality of the related asset or extend the useful life are capitalized. When property and equipment are retired or otherwise disposed of, the related gain or loss is included in operating income. Leasehold improvements are depreciated on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Depreciation is calculated on the straight-line method generally based on the following useful lives:

Estimated Life in Years
Leasehold improvements	3 ~ 15
Machinery and equipment	3 ~ 8
Office equipment	3

Impairment of Long-Lived Assets

The Company has followed the guidance of ASC subtopic 360-10, Property, Plant and Equipment. ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of to be reported at the lower of the carrying amount or the fair value less costs to sell.

Research and Development Expenses

The Company accounts for the cost of using licensing rights in research and development costs according to ASC 730-10-25-1. This guidance provides that absent alternative future uses the acquisition of product rights to be used in research and development activities must be charged to research and development expenses when incurred.

The Company accounts for R&D costs in accordance with ASC 730 “Research and Development”. Research and development expenses are charged to expense as incurred unless there is an alternative future use in other research and development projects or otherwise. Research and development expenses are comprised of costs incurred in performing research and development activities, including personnel-related costs, facilities-related overhead, and outside contracted services including clinical trial costs, manufacturing, and process development costs for both clinical and preclinical materials, research costs, and other consulting services. Non-refundable advance payment for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. In instances where the Company enters into agreements with third parties to provide research and development services, costs are expensed as services are performed.

Income Taxes

The Company accounts for income taxes using the asset and liability approach which allows the recognition and measurement of deferred tax assets to be based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before the Company is able to realize their benefits, or future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the years ended December 31, 2025 and 2024. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Valuation of Deferred Tax Assets

A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for the valuation allowance, management considers, among other things, projections of future taxable income and ongoing prudent and feasible tax planning strategies. If the Company determines that sufficient negative evidence exists, then it will consider recording a valuation allowance against a portion or all of the deferred tax assets in that jurisdiction. If, after recording a valuation allowance, the Company’s projections of future taxable income and other positive evidence considered in evaluating the need for a valuation allowance prove, with the benefit of hindsight, to be inaccurate, it could prove to be more difficult to support the realization of its deferred tax assets. As a result, an additional valuation allowance could be required, which would have an adverse impact on its effective income tax rate and results. Conversely, if, after recording a valuation allowance, the Company determines that sufficient positive evidence exists in the jurisdiction in which the valuation allowance was recorded, it may reverse a portion or all of the valuation allowance in that jurisdiction. In such situations, the adjustment made to the deferred tax asset would have a favorable impact on its effective income tax rate and results in the period such determination was made.

Commitments and Contingencies

The Company has adopted ASC 450 “Contingencies” subtopic 20, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available before financial statements are issued or are available to be issued indicates that it is probable that an asset had been impaired or a liability had been incurred on the date of the financial statements, and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization.  The ASU is effective on a prospective or retrospective basis for annual reporting period beginning after December 15, 2026, and interim reporting period beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in the required additional disclosures and the Company expects no material impact on consolidated financial statements of adopting.

The Company will continue to monitor other issued but not yet effective standards and will update its disclosures as more information becomes available.

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts.

Results of Operations — Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,		Increase
	2026	2025	(Decrease)%
Revenue	$-	$-	$-	-%
Gross Profits	$-	$-	$-	-%
Operating Expenses	$250,154	$127,109	$123,045	97%
Loss from Operations	$(250,154)	$(127,109)	$(123,045)	97%
Other Expense, Net	$(18,263)	$(18,335)	$72	-%
Interest Expense, Net	$(42,270)	$(36,264)	$(6,006)	17%
Net Loss	$(268,417)	$(145,444)	$(122,973)	85%

Revenues. We didn’t generate any revenue for both of the three months ended June 30, 2026 and 2025, respectively.

Operating Expenses. Our operating expenses were $250,154 for the three months ended June 30, 2026, compared to $127,109 for the three months ended June 30, 2025. Such increase in operating expenses was mainly attributable to rent increase of $21,703 and salary increase of $74,539.

Other Expense, Net. Other expense was $18,263 for the three months ended June 30, 2026, compared to $18,335   for the three months ended June 30, 2025. It was consistent between two periods.

Interest Expense, Net, was $42,270 for the three months ended June 30, 2026, compared to $36,264 for the three months ended June 30, 2025. The increase was attributable to more loans due to ABVC.

Net Loss. The net loss was $268,417 for the three months ended June 30, 2026, compared to $145,444 for the three months ended June 30, 2025. The increase is mainly due to an increase in rent and salary incurred during this period.

Results of Operations —Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)%
Revenue	$-	$-	$-	-%
Gross Profits	$-	$-	$-	-%
Operating Expenses	$434,384	$256,685	$177,699	69%
Loss from Operations	$(434,384)	$(256,685)	$(177,699)	69%
Other Expense, Net	$(41,759)	$(41,745)	$(14)	-%
Interest Expense, Net	$(83,766)	$(77,392)	$(6,374)	8%
Net Loss	$(476,143)	$(298,430)	$(177,713)	60%

Revenues. We didn’t generate any revenue for both of the six months ended June 30, 2026 and 2025, respectively.

Operating Expenses. Our operating expenses were $434,384 for the six months ended June 30, 2026, compared to $256,685 for the six months ended June 30, 2025. Such increase in operating expenses was mainly attributable to the rent increase of $55,561 and salary increase of $96,030.

Other Expense, Net. Other expense was $41,759 for the six months ended June 30, 2026, compared to $41,745 for the six months ended June 30, 2025. It was consistent between two periods.

Interest Expense, Net, was $83,766 for the six months ended June 30, 2026, compared to $77,392 for the six months ended June 30, 2025. It was consistent between two periods.

Net Loss. The net loss was $476,143 for the six months ended June 30, 2026, compared to $298,430 for the six months ended June 30, 2025. The increase is mainly due to an increase in rent and salary incurred during this period.

Liquidity and Capital Resources

Since inception, our activities have been funded primarily by ABVC BioPharma, Inc. As of June 30, 2026, BioKey Cayman had $4,618 cash and cash equivalent in hand.

We expect to continue incurring operating losses until we are able to generate revenues from our CRO/CDMO and commercialization activities, including nutraceutical and functional supplement product sales and CRO/CDMO service contracts. To finance our operations, we will rely on:

●	Initial capitalization and asset transfers from ABVC.

●	Proceeds from potential equity or debt financings following the Spin-Off.

●	Strategic partnerships and customer contracts in the nutraceutical sector.

Our ability to continue as a going concern depends on raising sufficient capital and successfully executing our business plan.

Working Capital

	As of June 30, 2026	As of December 31, 2025
Current Assets	$59,163	$61,822
Current Liabilities	$5,956,764	$5,495,711
Working Deficit	$(5,897,601)	$(5,433,889)

	Six Months Ended June 30,		Increase
	2026	2025	(Decrease)%
Cash Flow Used In Operating Activities	$(72,265)	$(284,494)	$212,229	(75)%
Cash Flow Used in Investing Activities	$-	$-	$-	-%
Cash Flow Provided by Financing Activities	$74,000	$292,815	$(218,815)	(75)%

Cash Flow from Operating Activities

During the six months ended June 30, 2026 and 2025 respectively, the net cash used in operating activities was $72,265 and $284,494, respectively. The decrease in the outflow of $212,229 was primarily due to more expenses being paid by ABVC and rent and tenant deposit received.

Cash Flow from Financing Activities

During the six months ended June 30, 2026 and 2025, the net cash provided by financing activities was $74,000 and $292,815, respectively. Our funding relies on our related party, ABVC.

Known Trends and Uncertainties

We face a number of risks and uncertainties, including:

●	Regulatory requirements for nutraceuticals and functional supplements vary across jurisdictions and may increase.

●	Market adoption of new formulations may be slower than anticipated.

●	We are dependent on a limited number of suppliers for raw botanical materials.

●	Competition from established nutraceutical companies may limit our ability to capture market share.

●	As a newly spun-off company, we may face challenges in accessing capital on favorable terms.

Outlook

We believe that the Spin-Off will provide BioKey Cayman with the independence and flexibility to pursue its growth strategy, focusing on the multi-billion-dollar global nutraceutical market projected to reach over $167 billion by 2030. With a dedicated management team, proprietary botanical technologies, and cGMP manufacturing capabilities, BioKey Cayman aims to establish itself as a differentiated CRO/CDMO platform serving both ABVC affiliates and third-party clients.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures Over Financial Reporting

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level due to aspects of our disclosure control framework that are still being formalized and documented, including processes for accumulating and communicating information required to be disclosed in our reports filed under the Exchange Act that are not yet fully implemented or consistently applied. As a newly public company we are in the process of designing and implementing our disclosure controls and procedures to comply with the requirements of the Exchange Act. We are taking steps to establish formal processes and controls and documenting our internal controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter, management continued efforts to design and document formal internal controls; however, these efforts have not yet resulted in changes that materially affect internal control over financial reporting.

As we continue to mature as a public company, we expect to further formalize and enhance our internal control environment. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we are not required to provide an auditor’s attestation report on management’s assessment of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. To the best of our knowledge, the Company is not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition, or results of operations; however, the Company may become involved in material legal proceedings in the future.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item. A description of risk factors can be found on our registration statement on Form 10-12G located through the SEC EDGAR system or on the company website https://biokeyinc.com. Information contained on, or that can be accessed through, our website does not constitute a part of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarterly period covered by the Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) None.

(c) During the six months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit	Description
2.1	Form of Separation and Distribution Agreement between ABVC BioPharma, Inc., and the Registrant (incorporated by reference to Exhibit 2.1 to the Form 10-12G filed by the Company on May 28, 2026) †

3.1	Form of Certificate of Incorporation of BioKey (Cayman), Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-12G filed by the Company on May 28, 2026)

3.2	Form of Memorandum and Articles of Association of BioKey (Cayman), Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-12G filed by the Company on May 28, 2026)

10.1	Form of Transition Services Agreement between ABVC BioPharma, Inc., and the Registrant (incorporated by reference to Exhibit 10.1 to the Form 10-12G filed by the Company on May 28, 2026)

10.2	Form of Tax Matters Agreement between ABVC BioPharma, Inc., and the Registrant (incorporated by reference to Exhibit 10.2 to the Form 10-12G filed by the Company on May 28, 2026)

10.3	Form of Employee Matters Agreement between ABVC BioPharma, Inc., and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10-12G filed by the Company on May 28, 2026)

10.4	Form of Indemnification Agreements for Directors and Officers of the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10-12G filed by the Company on May 28, 2026)

10.5	Form of 2026 Equity Incentive Plan of Registrant (incorporated by reference to Exhibit 10.5 to the Form 10-12G filed by the Company on May 28, 2026)

10.6	Share Transfer Agreement by and between BioKey (Cayman), Inc. and ABVC BioPharma, Inc., dated May 10, 2025 (incorporated by reference to Exhibit 10.6 to the Form 10-12G filed by the Company on May 28, 2026)

10.7	Supply and Distribution Agreement by and between Biokey, Inc. and Define Biotech Co., Ltd., dated December 6, 2021 (incorporated by reference to Exhibit 10.7 to the Form 10-12G filed by the Company on May 28, 2026)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-12G filed by the Company on May 28, 2026)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the Separation Agreement have been omitted. BioKey (Cayman), Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioKey (Cayman), Inc.
(Registrant)

Date: August 19, 2026	By:	/s/ T.S. Jiang
T.S. Jiang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eugene Jiang
Eugene Jiang
Chief Financial Officer (Principal Financial and Accounting Officer)