Form 10-Q
period 2026-09-30
BioKey (Cayman), Inc.
filed 2026-11-13
CIK 2108359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 30,000,000 ordinary shares of the issuer, $0.0001 par value per share, outstanding.

i

BIOKEY (CAYMAN), INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$110	$2,883
Due from related parties	12,558	24,558
Prepaid expense and other current assets	14,767	34,381
Total Current Assets	27,435	61,822

Property and equipment, net	66,068	80,519
Operating lease right-of-use assets	1,507,017	1,724,404
Security deposits	13,333	13,333
Total Assets	$1,613,853	$1,880,078

LIABILITIES AND EQUITY
Current Liabilities
Accrued expenses and other current liabilities	$390,945	$329,308
Contract liabilities	12,600	12,600
Operating lease liabilities	293,410	271,187
Due to related parties	4,898,776	4,298,769
Accrued interest payable - related parties	710,347	583,847
Total Current Liabilities	6,306,078	5,495,711

Tenant security deposit	18,727	-
Operating lease liability – non-current	1,236,645	1,458,243
Total Liabilities	7,561,450	6,953,954
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficits)
Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 30,000,000 and 30,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3,000	3,000
Accumulated deficit	(5,950,597)	(5,076,876)
Total Stockholders’ equity (deficit)	(5,947,597)	(5,073,876)
Total Liabilities and Equity	$1,613,853	$1,880,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOKEY (CAYMAN), INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2026	2025	2026	2025
Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profits	-	-	-	-

Operating expenses
Selling, general and administrative expenses	391,175	234,033	825,559	490,718
Total operating expenses	391,175	234,033	825,559	490,718

Loss from operations	(391,175)	(234,033)	(825,559)	(490,718)

Other income (expense)
Interest expense	(43,705)	(40,770)	(127,471)	(118,162)
Operating sublease income	33,622	35,080	74,829	69,880
Other income (expense)	3,680	(35)	4,480	812
Total other expenses	(6,403)	(5,725)	(48,162)	(47,470)

Loss before provision for income tax	(397,578)	(239,758)	(873,721)	(538,188)

Provision for income tax expense	-	-	-	-

Net loss	$(397,578)	$(239,758)	$(873,721)	$(538,188)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOKEY (CAYMAN), INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30	September 30
	2026	2025
Cash flows from operating activities
Net loss	$(873,721)	$(538,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,451	17,657
Amortization of right-of-use asset	217,387	233,946
Changes in operating assets and liabilities:
Inventories	-	(11,460)
Prepaid expenses and other current assets	19,614	(30,000)
Due from related parties	12,000	(9,000)
Accrued expenses and other current liabilities	61,637	9,876
Accrued interest payable - related parties	126,500	118,162
Due to related parties	336,007	-
Tenant security deposit	18,727	(9,680)
Operating lease liabilities	(199,375)	(239,674)
Net cash used in operating activities	(266,773)	(458,361)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from loans due to related parties	272,300	502,997
Repayment of loans to related parties	(8,300)	-
Net cash provided by financing activities	264,000	502,997

Net change in cash and cash equivalents and restricted cash	(2,773)	44,636

Cash and cash equivalents
Beginning	2,883	8,145
Ending	$110	$52,781

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOKEY (CAYMAN), INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Ordinary Shares*
	Number of shares	Amounts	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2024	30,000,000	$3,000	$(4,333,804)	$(4,330,804)
Net loss for the period	-	-	(538,188)	(538,188)
Balance at September 30, 2025	30,000,000	$3,000	$(4,871,992)	$(4,868,992)

Balance at June 30, 2025	30,000,000	3,000	$(4,632,234)	$(4,629,234)
Net loss for the period	-	-	(239,758)	(239,758)
Balance at September 30, 2025	30,000,000	3,000	$(4,871,992)	$(4,868,992)

	Ordinary Shares
	Number of shares	Amounts	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2025	30,000,000	$3,000	$(5,076,876)	(5,073,876)
Net loss for the period	-	-	(873,721)	(873,721)
Balance at September 30, 2026	30,000,000	$3,000	$(5,950,597)	(5,947,597)

	Number of shares	Amounts	Accumulated Deficit	Stockholders’ Deficit
Balance at June 30, 2026	30,000,000	$3,000	$(5,553,019)	$(5,550,019)
Net loss for the period	-	-	(397,578)	(397,578)
Balance at September 30, 2026	30,000,000	$3,000	$(5,950,597)	(5,947,597)

*	The number of shares and amounts are presented on a retrospective basis. See Note 1.

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

On August 21, 2026, the Company completed partial legal and structural separation (the “Reorganization Transactions”) from ABVC as ABVC distributed approximately 15% of the Company’s issued and outstanding ordinary shares, 4,500,390 Ordinary Shares at par value $0.0001 (“Ordinary Shares”), to ABVC common stockholders as a pro rata dividend (the “Distribution”), pursuant to the terms of certain Separation and Distribution Agreement dated as of June 22, 2026, between ABVC and the Company (the “Separation Agreement”). Following the Distribution, ABVC common stockholders collectively maintain a 15% ownership in BioKey Cayman’s issued and outstanding Ordinary Shares, and ABVC remains as the Company’s controlling shareholder holding approximately 85% of the Company’s issued and outstanding Ordinary Shares. The Company is no longer one of ABVC wholly owned subsidiaries and exists as an independent, separate Exchange Act reporting and trading entity.

2. LIQUIDITY AND GOING CONCERN

The accompanying interim condensed consolidated financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”) which contemplates continuation of the Company on a going concern basis. The going concern basis assumes that assets are realized, and liabilities are settled in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon its ability to market and sell its products to generate positive operating cash flow. For the nine months ended September 30, 2026, the Company reported net loss of $873,721. As of September 30, 2026, the Company’s working capital deficit was $6,278,643. In addition, the Company had net cash outflows of $266,773 from operating activities for the nine months ended September 30, 2026. These conditions give rise to substantial doubt as to whether the Company will be able to continue as a going concern.

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

Management’s plan is to continue to improve operations to generate positive cash flows and raise additional capital through private or public offerings, or financial support from related parties or shareholders. If the Company cannot generate positive operating cash flow, and raise additional capital, there is the risk that the Company may not be able to meet its short-term obligations. All these factors raise substantial doubt about the ability of the Company to continue as a going concern. The interim condensed consolidated financial statements for the periods ended September 30, 2026 and 2025 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America (the “U.S. GAAP”). All significant intercompany transactions and account balances have been eliminated. These financial statements do not include all the information and footnotes required by the U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with the U.S. GAAP have been condensed or omitted consistent with Article 8 of Regulation S-X. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, in a normal recurring nature, as necessary for the fair statement of the Company’s financial position as of September 30, 2026, and results of operations and cash flows for the nine months ended September 30, 2026 and 2025. The balance sheet information as of December 31, 2025 has been derived from the audited financial statements at December 31, 2025, and interim results of operations are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, and related notes included in the Company’s Registration Statement on Form 10.

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

Concentration of Clients

No revenue was generated in the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2026	2025	2026	2025
Numerator:
Net loss	$(397,578)	$(239,758)	$(873,721)	$(538,188)

Denominator:	-
Weighted-average shares outstanding – Basic & Diluted	30,000,000	30,000,000	30,000,000	30,000,000

Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

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

4. PROPERTY AND EQUIPMENT, AND PREPAYMENT FOR ASSET ACQUISITION

Property and Equipment

The Company leases a GMP manufacturing facility in Fremont, CA. Property and equipment as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026 (Unaudited)	December 31, 2025
Leasehold improvements	$2,105,745	$2,105,745
Machinery and equipment	1,027,131	1,027,131
Office equipment	6,081	6,081
	3,138,957	3,138,957
Less: accumulated depreciation	(3,072,889)	(3,058,438)
Property and equipment, net	$66,068	$80,519

Depreciation expenses were $4,524 and $5,295 for the three months ended September 30, 2026 and 2025, respectively, and $14,451 and $17,657 for the nine months ended September 30, 2026 and 2025.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of the periods indicated:

	September 30, 2026 (Unaudited)	December 31, 2025
Accrued directors and officers (owners) compensation	$235,625	$235,625
Accrued rent payables	30,665	30,665
Accrued compensation and employee benefits	3,850	3,850
Others	120,805	59,168
Total	$390,945	$329,308

6. RELATED PARTIES TRANSACTIONS

The related parties of the company with whom transactions are reported in these financial statements are as follows:

Name of entity or Individual	Relationship with the Company and its subsidiaries
ABVC BioPharma, Inc. (“ABVC”)	Sole shareholder of BioKey Cayman
BioLite Inc. (“BioLite”)	A majority owned subsidiary of ABVC
AiBtloPharma Inc. (“AiBtl”)	A majority owned subsidiary of ABVC
Rgene Corporation (the “Rgene”)	The Chairman of Rgene is Mr. Tsung-Shann Jiang
The Jiangs

Mr. Tsung-Shann Jiang, the controlling beneficiary shareholder of Rgene, the Chief Scientific Officer (CSO) of ABVC, the Chairman and CEO of BioLite Holding Inc. and BioLite Inc. and the President and a member of board of directors of BioFirst

Ms. Shu-Ling Jiang, a member of board of directors of ABVC and BioLite Inc.

Interest expense – related parties

During the nine months ended September 30, 2026 and 2025, the Company incurred interest expenses due to loans from ABVC and . The interest expense recognized is as follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2026	2025	2026	2025
ABVC	$42,735	$40,770	$126,501	$118,162
The Jiangs	537	-	537	-
Management	433	-	433	-
Total	43,705	40,770	127,471	118,162

Operating sublease income – related parties

During the nine months ended September 30, 2026 and 2025, the Company subleased certain facility and office spaces to ABVC and AiBtl. The sublease income recognized is as follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2026	2025	2026	2025
ABVC	$3,000	$2,400	$9,000	$7,200
AiBtl	3,000	3,000	9,000	9,000
Total	$6,000	$5,400	$18,000	$16,200

Due from related parties

	September 30, 2026 (Unaudited)	December 31, 2025
AiBtl	$12,558	$24,558

Amount due from AiBtl includes certain operating expenses paid on behalf of AiBtl.

Due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30, 2026 (Unaudited)	December 31, 2025
ABVC (1)	$4,470,208	$4,089,971
BioLite (2)	181,268	208,798
AiBtl	15,000	-
The Jiangs(3)	174,541	-
Management(4)	57,759	-
Total	$4,898,776	$4,298,769
Accrued interest payable to ABVC (1)	$710,347	$583,847

(1)	Since 2020, the Company has been relying on ABVC’s recurring loans to support the Company’s operation. These loans bore an interest rate of 1.5% to 6.5% per annum. As of September 30, 2026 and December 31, 2025, the loan principal amounted to $2,661,611 and $2,629,911, respectively.

The remaining balances are accrued operating expenses paid by ABVC on behalf of the Company. This amount is due and payable upon demand by ABVC.

(2)	Mainly payables to clinical development services, offsetting by certain payments made by the Company on behalf of BioLite. The advances bear no interest.

(3)	During the three months ended September 30, 2026, the Jiangs advanced funds to the Company for working capital purposes, of which $159,000 bears an interest rate of 4.5% annum for a term of one year.

(4)	In June to September 2026, management of Biokey advanced $57,326, to Biokey for working capital purposes. The advances bear an interest rate of 3.75% and 4.5% per annum, due in December 2026.

7. INCOME TAXES

Since the Company has not generated operating profits during the reporting periods, there is no income tax expenses or benefits recognized for the three months or nine months ended September 30, 2026 and 2025, respectively.

The income tax expense applicable to income before income taxes consists of the following:

Three Months Ended September 30, (Unaudited)
	2026	2025
Current income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Income tax expenses	-	-

Nine Months Ended September 30, (Unaudited)
	2026	2025
Current income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred income taxes:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-
Income tax expenses	-	-

Loss before income tax consists of the following:

	Three Months Ended September 30, (Unaudited)
	2026	2025
U.S.	(397,578)	(239,758)
Loss before income tax	$(397,578)	$(239,758)

	Nine Months Ended September 30, (Unaudited)
	2026	2025
U.S.	(873,721)	(538,188)
Loss before income tax	$(873,721)	$(538,188)

The income tax expense differs from the amount computed by applying the US federal statutory rate of 21.0% to income before income taxes for three months and nine months ended September 30, 2026 and 2025, respectively, as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
US Federal Statutory Tax Rate	$(83,491)	21.0%	$(50,349)	$21.0%
State and Local Income Taxes, net of Federal Income Tax Effect	(35,146)	8.8%	(21,099)	8.8%
Foreign tax effects
Effect of Cross-border tax laws	-	-%	-	-%
Tax credits	-	-%	-	-%
Nontaxable or non-deductible items
Change in valuation allowances	118,637	(29.8)%	71,448	(29.8)%
Others (1)	-	-%	-	-%
Income tax expenses	-	-%	-	-%

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
US Federal Statutory Tax Rate	$(183,481)	21.0%	$(113,019)	$21.0%
State and Local Income Taxes, net of Federal Income Tax Effect	(77,237)	8.8%	(47,361)	8.8%
Foreign tax effects
Effect of Cross-border tax laws	-	-%	-	-%
Tax credits	-	-%	-	-%
Nontaxable or non-deductible items
Change in valuation allowances	260,718	(29.8)%	160,380	(29.8)%
Others (1)	-	-%	-	-%
Income tax expenses	-	-%	-	-%

(1)	includes the tax effects of enactment of new tax laws and change in unrecognized tax benefits.

The amount of cash paid for income taxes (net of refunds) for the three months and nine months ended September 30, 2026 and 2025 is as follows:

Three Months Ended September 30, (Unaudited)
	2026	2025
Federal	-	-
State	-	-
Total Current	-	-

Nine Months Ended September 30, (Unaudited)
	2026	2025
Federal	-	-
State	-	-
Total Current	-	-

Deferred tax assets (liability) as of September 30, 2026 and December 31, 2025 consist approximately of:

	September 30, 2026	December 31,
	(Unaudited)	2025
Net operating loss carryforwards	$1,764,584	$1,503,866
Operating lease liabilities	321,312	363,180
Operating lease assets	(316,474)	(362,125)
Deferred tax assets, Gross	1,769,422	1,504,921
Valuation allowance	(1,769,422)	(1,504,921)
Deferred tax assets, net	$-	$-

A reconciliation of gross unrecognized tax benefits is as follows:

The Company had no unrecognized tax benefits or related interest or penalties accrued as of September 30, 2026 or December 31, 2025. The Company’s accounting policy is to recognize any interest and penalties related to uncertain tax positions as components of income tax expense.

8. EQUITY

The Company has Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 30,000,000 and 30,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

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

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Operating lease right-of-use assets	$1,507,017	$1,724,404

LIABILITIES
Operating lease liabilities (current)	293,410	271,187
Operating lease liabilities (non-current)	1,236,645	1,458,243

Supplemental Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expenses	$132,411	$108,943	$386,055	$306,936

Other information related to leases is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$18,104	$8,496	$51,154	$24,534
Stock paid for amounts included in the measurement of operating lease liabilities	114,307	100,447	334,901	282,402

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Weighted Average Remaining Lease Term:
Operating leases	4.39 years	5.13 years

Weighted Average Discount Rate:
Operating leases	7.57%	7.61%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2026(Excluding current period)	99,570
2027	393,554
2028	398,550
2029	410,506
2030	422,820
Thereafter	70,814
Total future minimum lease payments, undiscounted	1,795,814
Less: Imputed interest	(265,759)
Present value of future minimum lease payments	$1,530,055

10. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Company records contingent liabilities resulting from such claims, when a loss is assessed to be probable, and the amount of the loss is reasonably estimable. In the opinion of management, there were no pending or threatened claims and litigation as of September 30, 2026, and up through the date of the consolidated financial statements was available to the issued.

11. SUBSEQUENT EVENTS

The Company has assessed all events from September 30, 2026, up through the date that these consolidated financial statements are available to be issued and concluded that no subsequent events have occurred that would require recognition or disclosure in the Company’s consolidated financial statements, except those disclosed in the financial statements above.

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

To enhance shareholder value, on June 22, 2026, ABVC BioPharma, Inc. (“ABVC”) announced plans for the partial legal and structural separation of our business from ABVC (the “Spin-Off”). The Spin-Off consisted of two distinct steps: (i) the legal separation of BioKey Cayman from ABVC (the “Separation”) and (ii) the subsequent distribution of our Ordinary Shares to ABVC shareholders (the “Distribution”). To effect the Separation, we filed a Registration Statement on Form 10 pursuant to the Exchange Act (File No. 000-56853), which became effective on June 25, 2026 (the “Form 10”). Shortly before the Form 10 became effective, we entered into that certain Separation and Distribution Agreement dated as of June 22, 2026, with ABVC (the “SDA”) and related ancillary agreements. Upon effectiveness of the Form 10 and execution of the SDA, we became a separate Exchange Act reporting company, although ABVC continued to own 100% of our outstanding shares pending the Distribution. On August 21, 2026, ABVC completed the Distribution by distributing approximately 4,500,000 BioKey Cayman Ordinary Shares, representing approximately 15% of our issued and outstanding Ordinary Shares, to ABVC shareholders on a pro rata basis. Following completion of the Distribution, ABVC retained approximately 85% of our outstanding Ordinary Shares and remains our controlling shareholder. Accordingly, we are a separate Exchange Act reporting company and are no longer wholly owned by ABVC.

Our goal is to further develop our CRO/CDMO and commercialization activities, including nutraceutical and functional supplement products, while continuing to utilize our existing pharmaceutical development and cGMP manufacturing capabilities.

Results of Operations

We have no operating revenues for the period presented except for the revenue generated by BK California in 2024. Our historical expenses consist primarily of organizational costs and professional fees associated with incorporation, regulatory filings, and the completed Spin-Off.

With the Spin-Off now complete, we expect our expenses to increase significantly as we:

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

Results of Operations — Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,		Increase
	2026	2025	(Decrease)%
Revenue	$-	$-	$-	-%
Gross Profits	$-	$-	$-	-%
Operating Expenses	$391,175	$234,033	$157,142	67%
Loss from Operations	$(391,175)	$(234,033)	$(157,142)	67%
Other Expense, Net	$(6,403)	$(5,725)	$(678)	12%
Interest Expense, Net	$(43,705)	$(40,770)	$(2,935)	7%
Net Loss	$(397,578)	$(239,758)	$(157,820)	66%

Revenues. We didn’t generate any revenue for both of the three months ended September 30, 2026 and 2025, respectively.

Operating Expenses. Our operating expenses were $391,175 for the three months ended September 30, 2026, compared to $234,033 for the three months ended September 30, 2025. Such increase in operating expenses was mainly attributable to salary-related increase of $158,941.

Other Expense, Net. Other expense was $6,403 for the three months ended September 30, 2026, compared to $5,725 for the three months ended September 30, 2025. It was consistent between two periods.

Interest Expense, Net, was $43,705 for the three months ended September 30, 2026, compared to $40,770 for the three months ended September 30, 2025. The increase was attributable to more loans due to ABVC.

Net Loss. The net loss was $397,578 for the three months ended September 30, 2026, compared to loss of $239,758 for the three months ended September 30, 2025. The increase is mainly due to an increase in salary incurred during this period.

Results of Operations —Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)%
Revenue	$-	$-	$-	-%
Gross Profits	$-	$-	$-	-%
Operating Expenses	$825,559	$490,718	$334,841	68%
Loss from Operations	$(825,559)	$(490,718)	$(334,841)	68%
Other Expense, Net	$(48,162)	$(47,470)	$(692)	1%
Interest Expense, Net	$(127,471)	$(118,162)	$(9,309)	8%
Net Loss	$(873,721)	$(538,188)	$(335,533)	62%

Revenues. We didn’t generate any revenue for both of the nine months ended September 30, 2026 and 2025, respectively.

Operating Expenses. Our operating expenses were $825,559 for the nine months ended September 30, 2026, compared to $490,718 for the nine months ended September 30, 2025. Such increase in operating expenses was mainly attributable to the salary increase of $299,417.

Other Expense, Net. Other expense was $48,162 for the nine months ended September 30, 2026, compared to $47,470 for the nine months ended September 30, 2025. It was consistent between two periods.

Interest Expense, Net, was $127,471 for the nine months ended September 30, 2026, compared to $118,162 for the nine months ended September 30, 2025. It was consistent between two periods.

Net Loss. The net loss was $873,721 for the nine months ended September 30, 2026, compared to $538,188 for the nine months ended September 30, 2025. The increase is mainly due to an increase in salary incurred during this period.

Liquidity and Capital Resources

Since inception, our activities have been funded primarily by ABVC BioPharma, Inc. As of September 30, 2026, BioKey Cayman had $110 cash and cash equivalent in hand.

We expect to continue incurring operating losses until we are able to generate revenues from our CRO/CDMO and commercialization activities, including nutraceutical and functional supplement product sales and CRO/CDMO service contracts. To finance our operations, we will rely on:

●	Initial capitalization and asset transfers from ABVC.

●	Proceeds from potential equity or debt financings following the Spin-Off.

●	Strategic partnerships and customer contracts in the nutraceutical sector.

Our ability to continue as a going concern depends on raising sufficient capital and successfully executing our business plan.

Working Capital

	As of September 30, 2026	As of December 31, 2025
Current Assets	$27,435	$61,822
Current Liabilities	$6,306,078	$5,495,711
Working Deficit	$(6,278,643)	$(5,433,889)

	Nine Months Ended September 30,		Increase
	2026	2025	(Decrease)%
Cash Flow Used in Operating Activities	$(266,773)	$(458,361)	$191,588	(42)%
Cash Flow Used in Investing Activities	$-	$-	$-	-%
Cash Flow Provided by Financing Activities	$264,000	$502,997	$(238,997)	(48)%

Cash Flow from Operating Activities

During the nine months ended September 30, 2026 and 2025 respectively, the net cash used in operating activities was $266,773 and $458,361, respectively. The decrease in the outflow of $191,588 was primarily due to more expenses being paid by ABVC, shareholders and management and rent and tenant deposit received.

Cash Flow from Financing Activities

During the nine months ended September 30, 2026 and 2025, the net cash provided by financing activities was $264,000 and $502,997, respectively. Our funding relies on ABVC and shareholders and management.

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

Outlook

Following the Spin-Off, we believe we have the independence and flexibility to pursue our growth strategy, focusing on the multi-billion-dollar global nutraceutical market projected to reach over $167 billion by 2030. With a dedicated management team, proprietary botanical technologies, and cGMP manufacturing capabilities, BioKey Cayman aims to establish itself as a differentiated CRO/CDMO platform serving both ABVC affiliates and third-party clients.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures Over Financial Reporting

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2026.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level due to aspects of our disclosure control framework that are still being formalized and documented, including processes for accumulating and communicating information required to be disclosed in our reports filed under the Exchange Act that are not yet fully implemented or consistently applied. As a newly public company we are in the process of designing and implementing our disclosure controls and procedures to comply with the requirements of the Exchange Act. We are taking steps to establish formal processes and controls and documenting our internal controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter, management continued efforts to design and document formal internal controls; however, these efforts have not yet resulted in changes that materially affect internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) None.

(c) During the nine months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit	Description
2.1†	Form of Separation and Distribution Agreement between ABVC BioPharma, Inc., and the Registrant (incorporated by reference to Exhibit 2.1 to the Form 10-12G filed by the Company on May 28, 2026)

3.1	Form of Certificate of Incorporation of BioKey (Cayman), Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-12G filed by the Company on May 28, 2026)

3.2	Form of Memorandum and Articles of Association of BioKey (Cayman), Inc. (incorporated by reference to Exhibit 3.2 to the Form 10-12G filed by the Company on May 28, 2026)

10.1	Form of Transition Services Agreement between ABVC BioPharma, Inc., and the Registrant (incorporated by reference to Exhibit 10.1 to the Form 10-12G filed by the Company on May 28, 2026)

10.2	Form of Tax Matters Agreement between ABVC BioPharma, Inc., and the Registrant (incorporated by reference to Exhibit 10.2 to the Form 10-12G filed by the Company on May 28, 2026)

10.3	Form of Employee Matters Agreement between ABVC BioPharma, Inc., and the Registrant (incorporated by reference to Exhibit 10.3 to the Form 10-12G filed by the Company on May 28, 2026)

10.4	Form of Indemnification Agreements for Directors and Officers of the Registrant (incorporated by reference to Exhibit 10.4 to the Form 10-12G filed by the Company on May 28, 2026)

10.5	Form of 2026 Equity Incentive Plan of Registrant (incorporated by reference to Exhibit 10.5 to the Form 10-12G filed by the Company on May 28, 2026)

10.6	Share Transfer Agreement by and between BioKey (Cayman), Inc. and ABVC BioPharma, Inc., dated May 10, 2025 (incorporated by reference to Exhibit 10.6 to the Form 10-12G filed by the Company on May 28, 2026)

10.7	Supply and Distribution Agreement by and between Biokey, Inc. and Define Biotech Co., Ltd., dated December 6, 2021 (incorporated by reference to Exhibit 10.7 to the Form 10-12G filed by the Company on May 28, 2026)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10-12G filed by the Company on May 28, 2026)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the Separation Agreement have been omitted. BioKey (Cayman), Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioKey (Cayman), Inc.
(Registrant)

Date: November 13, 2026	By:	/s/ T.S. Jiang
T.S. Jiang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eugene Jiang
Eugene Jiang
Chief Financial Officer (Principal Financial and Accounting Officer)